Form 10-K
period 2016-12-31
CLEANGOAL ENERGY, CORP
filed 2017-04-17
CIK 1672690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

CLEANGOAL ENERGY, CORP.
(Exact name of registrant as specified in its charter)

Wyoming	5190	47-4611705
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

Bill MacGillivary

Chief Executive Officer

1717 N Bayshore Dr. #2831

Miami FL, 33132

(786) 631-4174

(Address and telephone number of registrant’s principal offices)

Copies to:

Andrew Coldicutt

Law Office of Andrew Coldicutt

1220 Rosecrans Street, PMB 258

San Diego, CA 92106

(619) 228-4970

Info@ColdicuttLaw.com

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of March 28, 2017, the registrant had 40,071,500 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

Documents incorporated by reference: None

CLEANGOAL ENERGY, CORP.

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

  The availability and adequacy of our cash flow to meet our requirements;
  Economic, competitive, demographic, business and other conditions in our local and regional markets;
  Changes or developments in laws, regulations or taxes in our industry;
  Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
  Competition in our industry;
  The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
  Changes in our business strategy, capital improvements or development plans;
  The availability of additional capital to support capital improvements and development; and
  Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company,” “CLGO,”“CleanGoal,” “we,” “us” and “our” are references to CleanGoal Energy, Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1. Business

History

We were incorporated in the State of Delaware on February 24, 2015. We changed our domicile to the State of Wyoming on August 15, 2016. We are a development stage company and from our inception to date, we have not generated any revenue. Our general business strategy is aimed at building value through positioning each of the operating of “green technology” subsidiaries as a niche provider of renewable energy and of technologically advanced products or services within the green technology area of operation. Our first area of focus will be on the purchasing and then reselling of Astaxanthin (a product produced by growing Algae) for cosmetic and nutraceutical uses. The Company also anticipates updating and refining the business strategy as new opportunities present themselves. In general, the component functions of the business model are to:

•	incrementally invest, market, and refine our Astaxanthin products;

•	concentrate initial sales efforts on focused market entry opportunities; and

•	increase sales to a level that establishes market acceptance, as determined by the Company’s management.

We were incorporated under the laws of the State of Delaware on February 24, 2015.

On February 24, 2015, we appointed Wayne Miletta to be the President, Chief Executive Officer, and Director of the Company.

On February 24, 2015, we appointed Meir Strahlberg to be our Treasurer, Chief Financial Officer, and Director of the Company.

On February 24, 2015, we appointed Kenneth Lelek to be our Chief Operating Officer, Secretary and Director to the Company.

On June 19, 2015, we issued 1,500 shares to our Chief Operating Officer, Kenneth Lelek for services to the Company as consideration, which we valued at $0.0001 per share.

On July 20, 2015, the Company removed Mr. Strahlberg as our Treasurer, Chief Financial Officer and as a Director of the Company. The Company then appointed Kenneth Lelek as the new Treasurer, Chief Financial Officer for the Company.

On August 6, 2015, we increased our Authorized shares from 1,500 to 100,000,000 shares of common stock, par value $0.0001 with the Secretary of State of Delaware.

On September 30, 2015, we received funding of $50,000 through an unsecured promissory note with Eric Horton (“Horton”) for $50,000. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. The note is due on demand.

On September 30, 2015, the Company executed an unsecured promissory note with CleanGoal Environmental Ltd. (“CGEI”), which is a related party, for $24,980. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. The note is due on demand.

Between September 2014 and February 27, 2016, the Company sold through a Regulation S private placement offering an aggregate of 4,510,000 shares of our Common Stock in transactions which were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, for proceeds of $87,750 to 23 non-US investors at a share price of $0.025 per share.

On April 11, 2016, the Company entered into a consulting agreement with Erica Segovic, for a period of one year in return for 1,500,000 shares of the company as consideration.

On April 21, 2016, the Company removed Wayne Miletta as our President and CEO. The Company then appointed Bill MacGillivary as the Company’s President, Chief Executive Officer, Chief Operating Officer and as a Director of the Company.

On August 15, 2016, the Company moved its state of incorporation to Wyoming.

The Company may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

We have never declared bankruptcy, have never been in receivership, and we have never been involved in any legal action or proceedings. Neither we, nor our officers, directors, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of another acquisition or merger.

We are a development stage company and have not generated any revenue to date. We currently have one employee.

As discussed in the Notes to Financial Statements included in this Annual Report, as of December, 2016, we had no revenue and had positive cash flow of approximately $100,000 for the year ended December 31, 2016. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the year ended December 31, 2016. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Description of the Business

The Company

Overview of Algae

Algae is the world’s most efficient photosynthesizing plant (Photosynthesis is a process used by plants and other organisms to convert light energy, normally from the Sun, into chemical energy that can be later released to fuel the organisms’ activities.). Algae is an informal term for a large, diverse group of photosynthetic organisms which are not necessarily closely related and are thus polyphyletic (“derived from more than one common evolutionary ancestor or ancestral group and therefore not suitable for placing in the same taxon”). Included are organisms ranging from unicellular genera, such as Chlorella and the diatoms, to multicellular forms, such as the giant kelp, a large brown alga which may grow up to 150 feet in length. Most are aquatic and autotrophic and lack many of the distinct cell and tissue types, which are found in land plants. The largest and most complex marine algae are called seaweeds, while the most complex freshwater forms are the Charophyta, a division of green algae.

Naturally growing algae and seaweeds are an important source of food to animals, including humans. They provide many vitamins including: A, B1, B2, B6, niacin and C, and are rich in iodine, potassium, iron, magnesium calcium and antioxidants. In addition, commercially cultivated microalgae, including both algae and cyanobacteria, are marketed as nutritional supplements, such as Spirulina, Chlorella and the Vitamin-C supplement, Dunaliella, which are high in beta-carotene.

Algae are common foods in many nations, such as China, Japan, Ireland, Chile, Wales and, New Zealand where they base traditional dishes from different types of algae. In North America algae, has traditionally been used along the west coast from California to British Columbia, and also in Hawaii.

The oils from some algae have high levels of unsaturated fatty acids. Some varieties of algae favored by vegetarianism and veganism contain the long-chain, essential omega-3 fatty acids, docosahexaenoic acid (“DHA”) and eicosapentaenoic acid (“EPA”). Fish oil contains the omega-3 fatty acids, but the original source of the omega-3 fatty acids in fish oil is from the algae (microalgae in particular), which are eaten by marine life such as small crustaceans and are concentrated and passed up the food chain. Algae have emerged in recent years as a popular source of omega-3 fatty acids for vegetarians who cannot get long-chain EPA and DHA from other vegetarian sources such as flaxseed oil, which only contains the short-chain alpha-linolenic acid (“ALA”).

Algae as a Nutraceutical / Dietary Supplement

Algae can also produce nutraceutical-grade natural Astaxanthin from Haematococcus pluvialis microalgae. The difference between nutraceutical-grade Astaxanthin and Natural Astaxanthin is in how it is produced, much like the difference between growing a vegetable outside on a farm versus in a controlled environment. Nutraceutical-grade Astaxanthin is produced in a closed loop system where everything from the algae, the water, and the light is sealed and controlled; while natural Astaxanthin may be grown in an outdoor pond type facility without having the ability to control all aspects of the growth and production. Natural Astaxanthin is a high value antioxidant which is difficult to produce, has limited global supply and unmet demand from a quickly growing consumer base.

Astaxanthin

Astaxanthin is a carotenoid. Carotenoids are organic pigments found in the chloroplasts and chromoplasts of plants and some other photosynthetic organisms. Carotenoids can be produced from fats and other basic organic metabolic building blocks by all these organisms. Carotenoids generally cannot be manufactured by species in the animal kingdom, so animals obtain them in their diets by eating things that naturally contain Astaxanthin, and may employ them in various ways in the metabolism.

Astaxanthin is found in microalgae, yeast, salmon, trout, krill, shrimp, crayfish, crustaceans, the feathers of some birds and can also be produced chemically using petroleum products or paffia yeast. It provides the red color of salmon meat and cooked shellfish; it is present in salmon and shellfish due to their ingestion of microalgae containing Astaxanthin.

Synthetic vs. Natural Astaxanthin.

Astaxanthin is produced commercially in both synthetic and natural forms.

Synthetic Astaxanthin is used primarily as a feed supplement for salmon, crabs, shrimp, chickens and egg production, to impart coloration. Farmed salmon are pink due to the Astaxanthin added to their feed.

Synthetic Astaxanthin has been on the market since the early 1990’s and is produced from petrochemicals or paffia yeast. Nearly all commercial Astaxanthin for aquaculture is produced synthetically from petrochemicals. BASF, is the world’s leading chemical company and the largest producer of Astaxanthin from petrochemicals.

Natural Astaxanthin is used primarily as a food / dietary supplement for human consumption. Among other things, Astaxanthin is a powerful antioxidant. Antioxidant’s neutralize damaging free radicals known to cause oxidative stress and inflammation, the biological underpinnings of the aging process. Astaxanthin has been found to have multiple uses as an antioxidant in the nutraceutical industry, in the cosmetics industry for anti-aging properties, in the skin care industry, and Natural Astaxanthin is used in strengthening of various foods and beverages.

According to the March 2015, Research and Markets report, in recent years, there has been a growing trend towards natural ingredients usage including cosmetic markets and nutraceuticals. As a result, increasing concerns for consumer safety are anticipated over the introduction of chemicals into human food chain. The global natural Astaxanthin market demand is expected to derive from algae, which is further anticipated to incline rapidly in recent years owing to growing consumer approach to health concerning benefits of natural Astaxanthin.

Natural Astaxanthin Production

Natural Astaxanthin is produced commercially primarily from the microalgae Haematococcus pluvialis, which accumulates the highest levels of Astaxanthin in nature (at 40,000 ppm).

Algal produced natural Astaxanthin is distinctly different from both petroleum and paffia yeast-produced Astaxanthin, in stereochemistry, esterification, and the presence of other beneficial carotenoids. According to the Natural Algae Astaxanthin Association, Astaxanthin’s health benefits in humans apply only to natural Astaxanthin produced from Haematococcus pluvialis and not synthetic Astaxanthin.

Natural Astaxanthin can be produced at a cost estimated to be as low as $8,250/kg, natural Astaxanthin does not compete in the same market place as synthetic Astaxanthin as synthetic Astaxanthin is used in animal feeds and not for human consumption.

Haematococcus pluvialis produces Astaxanthin during stressing, achieved by drastically changing environmental factors. Producers of Astaxanthin from Haematococcus pluvialis grow the microalgae in a number of different environments, including open pond, closed photo bioreactor and even tubular reactors laid out in the desert. Haematococcus pluvialis cultures are seeded in water and growth media and then fed light and CO2. The microalgae are eventually separated from the water and then further dewatered to 25% solids. The final process involves extraction of the Astaxanthin.

The major producers of natural Astaxanthin all employ either complex photo bioreactors (ensuring a high level of quality control, but at extremely high costs) or traditional open pond systems (providing low yields and limited control, but at lower cost).

Astaxanthin Mechanism of Action

Following oral administration of Astaxanthin and intestinal uptake, Astaxanthin is delivered initially to the liver via chylomicrons and subsequently distributed to tissues throughout the body via plasma lipoprotein particles including very low-density lipoprotein (“VLDL”), HDL, and LDL. Once in the cell, Astaxanthin accumulates within various organelles including nuclear, endoplasmic reticulum (“ER”), and mitochondrial membranes. Localization within mitochondria is highly controlled by the cell and allows Astaxanthin to uniquely regulate oxidative and nitrosative stress in a privileged location critical to normal metabolic function and often at the heart of metabolic dysfunction and aging. Due to its chemical structure, Astaxanthin completely spans the lipid component of cell membranes, facilitating its biphasic (aqueous and lipid) anti-oxidant functions.

Algae Meal

In the wild, salmon eat krill and other tiny shellfish that contain natural pigments called carotenoids, which are powerful antioxidants and precursors of vitamin A. Carotenoids, specifically Astaxanthin and canthaxanthin, give salmon flesh its distinctive pigment. Farmed salmon are supplemented with natural and/or synthetic Astaxanthin that is identical to the pigment that salmon get in the wild. Both natural and synthetic Astaxanthin are processed and absorbed by wild and farmed fish in exactly the same manner.

Natural Astaxanthin algae meal is a safe natural source of Astaxanthin derived from Para coccus pigment. Natural Astaxanthin powder is spray dried and formulated into a fine dark red powder and is currently used worldwide as a coloration and nutrition source for numerous species of animals. Carotenoids are generally associated with the flaming orange, lobster-reds, and striking yellows found in ornamental fish.

Our natural Astaxanthin powder, will be able to be incorporated into any type of food delivery system such as dry flake, pellets, crumble or frozen food. As well as mixed into homemade feeds. The recommended use is as a feed ingredient or dietary component. It will be able to be readily mixed, blended, extruded, or pelletized with other feed components.

Joint Venture Agreement

On October 7, 2015, we entered into a Joint Venture Agreement (the “Agreement”) with Algae Can Biotech, Ltd. (“Algae Can”) a Canadian corporation, pursuant to which we will act as a distributor and marketer of AlgaeCan’s Astaxanthin products.

Terms

At the execution of the Agreement, we agree to purchase our Astaxanthin products at current Canadian wholesale markets value that Algae Can estimates is between $12,500 and $15,000 per kg. Algae Can has agreed to sell a minimum of 50% of its monthly production to the Company up to a maximum of 30kg per month. The Agreement is for an initial period of two (2) years with options to renew if both parties are amenable with the current terms. Algae Can denotes that the Company reserves the rights to distribute the Astaxanthin products throughout the United States of America and other regions outside of the United States if required. Algae Can gives the Company the right to market, brand and distribute the Astaxanthin products as it deems necessary. The Agreement may be terminated upon a thirty-day written notice by either party.

The foregoing summary description of the terms of the Joint Venture Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Joint Venture Agreement, this reference is made to such agreement, which is filed as 10.01 hereto and is incorporated herein by this reference.

Products and Customers

We plan to purchase natural Astaxanthin powder and then re-sell it through distribution outlets in the United States as well as create our own brand of Astaxanthin to sell directly to consumers. Currently, we do not have and have not entered into discussions with any distribution outlets; however, after this offering we plan on researching potential distributors to contact in order to establish distribution of our future Astaxanthin products. We plan on selling our Astaxanthin to nutraceutical / dietary supplement companies, as well as environmentally oriented fish farms around the United States and eventually around the world.

Customers

The Company has three major types of potential customers for its Astaxanthin products: Nutraceutical / Dietary Supplement Companies, Fish Farms, and consumers. By purchasing our natural Astaxanthin at wholesale we are capable of selling anywhere in America at a competitive price with relative ease. With the natural food industry and farmed fisheries growing at such a rapid pace, we believe that our natural Astaxanthin will be a great marriage of the two; allowing the natural food enthusiast the possibility of eating farmed fish without worrying about petrochemicals being used to add color to the fish.

Markets: General

The target markets for our natural Astaxanthin are located domestically in all 50 states and industrialized nations. Management believes that through an online presence, retail presence and word of mouth we will be able to reach the nutraceutical / dietary supplement, and farming markets with our natural Astaxanthin products.

Markets for Natural Astaxanthin.

The major markets for natural Astaxanthin are the nutraceutical / dietary supplement formulators, and manufacturers of Astaxanthin-based food supplements for human consumption, and the farmed fish industries.

The market for natural Astaxanthin is currently limited to the amount of production. Major Nutraceutical manufacturers have delayed launching natural Astaxanthin products, as suppliers cannot currently supply them with enough product for even a small product roll-out. Due to the limited amount of production, many fish farms do not want to spend the extra money in order to make their products more natural.

Sales and Marketing

Management plans to focus its marketing strategy on educating prospective customers and the trade industry about the uses and benefits of natural Astaxanthin and our potential products, so that our products can be successfully brought to market. The Company also plans to sell and market our Astaxanthin products through attendance at major trade and industry exhibitions, our website, one-on-one sales meetings with individual customers and using social media and marketing and advertising campaigns.

The Company continues to search for retailers and distributors both nationally and abroad for its natural Astaxanthin products.

Manufacturing and Materials

We plan to utilize our joint venture and strategic partners and/or contract manufacturers for the production of our products and product candidates. The raw materials and supplies required for the production of our products and product candidates may be available, in the early stages of our Company from one supplier, and eventually, from multiple suppliers. In those cases, where raw materials are only available through one supplier, such supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other sources).

The Company currently relies on our sole supplier Algae Can Biotech, Ltd., and may eventually rely on other third-parties to produce, store, formulate and package the finished goods. Third parties will ultimately also provide order fulfillment, warehousing and distribution services. The Company also, plans on purchasing product in larger batches thereby increasing production efficiency for the outsourced suppliers, which will reduce costs.

Algae Can Biotech, Ltd., manufactures and produces our natural Astaxanthin that our Company plans on distributing. Third-parties will be responsible for the receipt and storage of the raw material, production of packaging and labeling of finished goods. At present, the Company is dependent upon our supplier Algae Can Biotech, Ltd., for the production (manufacturing) of all of the products that we plan to distribute. To the extent that Algae Can Biotech, Ltd., should discontinue the relationship with the Company; the Company’s potential sales would be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies it will need to meet orders.

The Company purchases all of its natural Astaxanthin from Algae Can Biotech, Ltd., a third party supplier and manufacturer pursuant to our joint venture agreement. We do rely on our principal supplier Algae Can Biotech, Ltd., which manufacturers the natural Astaxanthin that we distribute. In the event that Algae Can Biotech, Ltd., the current supplier, is unable to meet supply or manufacturing requirements at some time in the future, the Company may suffer short-term interruptions of delivery of certain products while it attempts to establish an alternative source. The Company will also rely on third party carriers for product shipments, including shipments to and from distribution facilities. It is therefore subject to the risks, including employee strikes and inclement weather, associated with the carriers’ ability to provide delivery services to meet the Company’s fulfillment and shipping needs. Failure to deliver products to customers in a timely and accurate matter would harm the Company’s reputation, business and results of operations.

Insurance Policies

We do not maintain insurance policies covering our officers and directors from liability, or any other insurance. There can be no assurance that our insurance is sufficient, or that the policy coverage limits are adequate or sufficient in the event of an accident, negligence or an act of God.

Patents, Trademarks and Licenses

We currently do not have any patents or trademarks; and we are not party to any license, franchise, concession, or royalty agreements or any labor contracts.

Competition

The industry in which we intend to compete is subject to intense competition. We believe that our ability to compete will be dependent in large part upon our ability to continually enhance and improve our products and technologies. In order to do so, we plan to effectively utilize and expand our research and development capabilities. Competition is based primarily on scientific and technological superiority, technical support, availability of patent protection, protection of trade secrets, access to adequate capital, ability to develop, acquire and market products successfully, ability to obtain governmental approvals and ability to serve the particular needs of customers. We intend to compete on the basis of safety, effectiveness, convenience, manufacturing superiority, intellectual property, and where appropriate, price.

Global production of natural Astaxanthin is dominated by four companies:

•	Cyanotech, Hawaii, USA

•	Parry Nutraceuticals, India

•	Fuji Chemicals, Japan/Sweden

•	Algatechnologies, Israel

Supply does not currently meet demand. Future supply (as defined by current and planned supply expansions) is not likely to meet future demand (as extrapolated from current supply gaps, the expanding range of applications and consumer interest trends).

Also, we will compete against chemically, non-naturally produced Astaxanthin companies. Because of the broad manifestation of inflammation in chronic disease, numerous pharmaceutical and biotechnology companies are developing or producing anti-inflammatory therapeutic agents. These companies include, but are not limited to: AbbVie, AstraZeneca, Bayer, Bristol-Myers Squibb, Eli Lilly, GlaxoSmithKline, Johnson & Johnson, Merck, Nestle/Pamlab, Novartis, Pfizer, and Takeda.

In addition to competing with non-Astaxanthin anti-inflammatory drugs, we intend to compete with microalgal Astaxanthin nutraceutical / dietary supplement products on the basis of our ability to purchase large quantities of Astaxanthin from our joint venture agreement. We believe our ability to purchase Astaxanthin from producers instead of investing in expensive production facilities will result in higher potential sales and that we will be able to achieve those sales at an earlier stage as we would not have to first invest in the production facilities to produce the natural Astaxanthin.

Our success will also depend in large part on our ability to obtain international and domestic patent and other legal protections for the proprietary blends and trademarks that we consider important to our business. We intend to seek appropriate patent protection for our products where applicable by filing patent applications in the United States and other selected countries. We intend for these patent applications to cover, where applicable, claims for composition of matter, uses, processes for preparation and formulations. Our success will also depend on our ability, and the ability of our current and/or future partners to maintain trade secrets related to proprietary production methods for products that we, or our partners, intend to market.

The Company is subject to other competitive risks of early stage and commercial businesses generally, and of distribution businesses in particular, including competing in an environment where other companies may be better financed or have more experience that the Company. See “Risk Factors.”

Government Regulation

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. We are unable to assess or predict at this time what effect changes in regulations or legislation could have on our activities. Actions taken at the national and international level, including the United Nations, can negatively impact our ability to generate revenue and may substantially impact our operations. Specifically, post-Kyoto action on climate change treaties, cap-and-trade systems, and related governmental regulatory schemes may significantly affect our ability to compete in a changing marketplace.

Regulatory and food safety requirements.

Astaxanthin has been approved in 2009, by the U.S. Food and Drug Administration (“FDA”), in small quantities, as a food coloring agent for animal and fish feed. This FDA approval can be found in CFR - Code of Federal Regulations Title 21, Chapter I – Food and Drug Administration Department of Health and Human Services, Subchapter A – General, Part 73 – Listing of color additives exempt from certification, Subpart A – Foods, Section 73.35 Astaxanthin.

The Company does not expect or need the FDA to determine our dietary supplement Astaxanthin product safe for purposes of regulatory approval. Unlike pharmaceutical drugs and foods, nutraceuticals do not fall under the remit of FDA; they are monitored as “dietary supplements” according to the Dietary Supplement, Health and Education Act (DSHEA) of 1994.

Astaxanthin has an exceptional safety profile. For example, the FDA has responded with no questions regarding the conclusion made in GRAS Notice No. GRN 000294 by Fuji Chemical Industry Co., Ltd. (“Fuji”) that Haematococcus pluvialis extract containing Astaxanthin esters (the primary ingredient in its microalgal Astaxanthin nutraceutical product) is Generally Recognized as Safe (“GRAS”) under the intended conditions of use. Other microalgal Astaxanthin nutraceutical manufacturers, including Cyanotech Corporation and Algatechnologies, Ltd., have relied on Fuji’s GRAS designation and self-affirmed their Astaxanthin products as GRAS.

Because the FDA has awarded the GRAS status to natural Astaxanthin products sold by Fuji Chemicals and Algatechnologies. GRAS is an FDA designation that a chemical or substance added to food is considered safe by experts, and so is exempted from the usual Federal Food, Drug, and Cosmetic Act food additive tolerance requirements. Currently, we have no plans to apply for GRAS status, and our product will not be certified by the FDA as GRAS; however, we plan on our Astaxanthin products that we purchase, to be produced in the same manner and techniques that were previously approved by the FDA in its GRAS notice to Fuji.

The growth and sale of natural Astaxanthin is not specifically regulated in the U.S. The sale of retail products containing Astaxanthin, however, is regulated. The natural health products industry is anywhere from highly regulated to loosely controlled, depending on the country.

We will adopt Standard Operating Procedures (“SOPs”) for handling, batch testing and long-term sample storage that will be compliant with Good Manufacturing Practices (“GMP”).

As a manufacturer of nutraceuticals / dietary supplements and supplier of products for nutraceuticals we intend to expend time, money and effort in the areas of production, quality control and quality assurance, including compliance with stringent record-keeping requirements. Manufacturing establishments are subject to periodic inspections by health authorities, in order to assess, among other things, compliance with GMP.

Animals and humans have been ingesting natural Astaxanthin for thousands of years and testing has been conducted on natural Astaxanthin for health benefits since the 1950’s. Not only have tests failed to discover any negative health consequences related to ingestion of natural Astaxanthin, but they have also failed to determine a lethal dose of Astaxanthin. The likelihood that the natural form of Astaxanthin is ever found to be hazardous to health is extremely unlikely as the human body has grown adept at absorbing it over thousands of years. Synthetics cannot make those safety claims and their use is regulated and limited to use in small quantities as a coloring agent in animal and fish feeds.

We must comply with regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other federal, state and local regulations. We are subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain hazardous or potentially hazardous materials. We may be required to incur significant costs to comply with environmental and health and safety regulations in the future.

Our activities are also potentially subject to federal and state consumer protection and unfair competition laws. We are also subject to the United States Foreign Corrupt Practices Act, or the FCPA, which prohibits companies and individuals from engaging in specified activities to obtain or retain business or to influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, governmental staff members, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In addition, federal and state laws protect the confidentiality of certain health information, in particular, individually identifiable information, and restrict the use and disclosure of that information. At the federal level, the Department of Health and Human Services promulgated health information privacy and security rules under the Health Insurance Portability and Accountability Act of 1996. In addition, many state laws apply to the use and disclosure of health information.

Environmental Regulation

Any effort to produce our own Astaxanthin may require significant environmental impact analysis and operating and environmental permits. We may not be successful in obtaining the necessary permits, and any environmental analysis may be costly and produce adverse results that would prohibit us from proceeding with any implementation of our technologies.

We expect to comply with all applicable laws, rules and regulations relating to our intended business. At this time, we do not anticipate any material capital expenditures to comply with environmental or various regulations and requirements.

While our intended projects or business activities have been designed to distribute natural Astaxanthin for which no specific regulatory barriers exist, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs and decreasing potential demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

Other than the foregoing named officers and directors, we have no full-time or part-time employees of our business or operations of CLEANGOAL ENERGY, CORP.

B. Description of Property

Our offices are currently located at 1717 N Bayshore Dr. #2831, Miami FL, 33132. Our telephone number is (786) 631-4174. Our web address is: www.cleangoal.com. This web site is not incorporated in this Form S-1. Our offices are provided to us at a cost of $5,000 per month on a month to month basis. We believe that these offices are adequate for our purposes. We do not own any real property or significant assets. Management believes that this office space will meet our needs for the next 12 months.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

Risk Associated With Our Business

Corporate Background

CLEANGOAL ENERGY, CORP., is a development stage company that was formed in the State of Delaware on February 24, 2015. On August 15, 2016, the Company changed its domicile to the State of Wyoming. Our general business strategy is aimed at building value through positioning each of the operating of “green technology” subsidiaries as a niche provider of renewable energy and of technologically advanced products or services within the green technology area of operation. Our first area of focus will be on the purchasing and then reselling of Astaxanthin (a product produced by growing Algae) for cosmetic and nutraceutical uses. The Company also anticipates updating and refining the business strategy as new opportunities present themselves. In general, the component functions of the business model are to:

•	incrementally invest, market, and refine our Astaxanthin products;

•	concentrate initial sales efforts on focused market entry opportunities; and

•	increase sales to a level that establishes market acceptance, as determined by the Company’s management.

The accompanying financial statements have been prepared assuming CLGO will continue as a going concern. As discussed in Note 1 to the financial statements, CLGO has not generated any cash flow from operations and has accumulated losses since inception. These factors raise substantial doubt about CLGO’s ability to continue as a going concern. CLGO’s is in the development stage and to date has not generated any revenue. In a development stage company, management devotes most of its activities to the development and marketing of the Company’s web and smartphone applications. The financial statements have been prepared on a going concern basis, which implies that CLGO will continue to realize its assets and discharge its liabilities in the normal course of business. CLGO is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. There is no guarantee that CLGO will be able to raise any equity financing or generate profitable operations. As of December 31, 2016, CLGO has accumulated losses of $447,827 since inception. These factors raise substantial doubt regarding CLGO’s ability to continue as a going concern.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis,” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

Risks Related to Our Business and Industry

We are a development stage company and have incurred substantial losses since inception.

We have never earned any revenues. In addition, we have incurred net losses of $440,181 for the period from our inception (February 24, 2015) through December 31, 2016, net losses of $447,827 and, based upon our current plan of operation, we expect that we will incur losses for the foreseeable future.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm has issued its report, which includes an explanatory paragraph for going concern uncertainty on our financial statements as of and for the year ended December 31, 2016. Because we have not yet generated revenues from our operations our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities, or may involve bank financing. The fact that our auditors have issued a “going concern” opinion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Our business plan and proposed operations are forward looking and there is no assurance that we will achieve them.

The information contained herein is forward looking. Our operations to date have been limited. There is no assurance that we will achieve our proposed objectives. We anticipate that we will continue to report losses and negative cash flow for several years. As such, if you invest in us, you may lose your entire investment.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our cash, cash equivalents and short-term investments on hand totaled $2,344 at December 31, 2016. We expect these funds to allow us to operate the Company at a very minimal state for up to three months. To date, we have relied primarily upon cash from the private sale of equity securities and loans to generate the working capital needed to finance our operations.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. We have not identified other sources for additional funding and cannot be certain that additional funding will be available on acceptable terms, or at all. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations. Because our independent auditors have expressed doubt as to our ability to continue as a “going concern,” as reported in their report on our financial statements, our ability to raise capital may be severely hampered. Similarly, our ability to borrow any such capital may be more expensive and difficult to obtain until this “going concern” uncertainty is resolved.

If we are unable to recruit, train and retain key personnel necessary to operate our business, our ability to successfully manage our business and develop and market our products may be harmed.

To maintain our business position, we will need to attract, retain, and motivate highly skilled design, development, management, accounting, sales, merchandising, marketing, and customer service personnel. Competition for many of these types of personnel can be intense, depending on general economic conditions, alternative employment options, and job location. As a result, we may be unable to successfully attract or retain qualified personnel. Additionally, any of our officers or employees can terminate their employment with us at any time. The loss of any key employee, or our inability to attract or retain other qualified employees, could have a material adverse effect on our business, prospects, results of operations, and financial condition.

A worsening of the economy, particularly in the United States and Canada, could materially adversely affect our business.

The success of our business operations depends significantly on consumer confidence and spending, which deteriorated during the recent worldwide economic downturn. A re-occurrence of the economic downturn and the consequent impact on consumer spending, particularly in the United States and Canada, could adversely impact our revenue, ability to market our products, build customer loyalty, or otherwise implement our business strategy. In such a scenario, we would experience a material adverse effect on our business, prospects, results of operations, and financial condition.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never generated revenues and we have never been profitable. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to purchase, package, market and sell our Astaxanthin products, we will fail and you will lose your entire investment.

Our directors may face conflicts of interest in connection with our participation in certain ventures because they are directors of other companies.

Our directors may also be a director of other companies (including industry related companies) and, if those other companies participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation. It is possible that due to our directors’ conflicting interests, we may be precluded from participating in certain projects that we might otherwise have participated in, or we may obtain less favorable terms on certain projects than we might have obtained if our directors were not also directors of other participating green product companies. In an effort to balance their conflicting interests, our directors may approve terms equally favorable to all of their companies as opposed to negotiating terms more favorable to us but adverse to their other companies. Additionally, it is possible that we may not be afforded certain opportunities to participate in particular projects because those projects are assigned to our directors’ other companies for which the directors may deem the projects to have a greater benefit.

Our future performance is dependent on our ability to retain key personnel, loss of which would adversely affect our success and growth.

Our performance is substantially dependent on the performance of our senior management. In particular, our success depends on the continued efforts of Bill MacGillivary, our President and Chief Executive Officer, Chief Operating Officer and a Director, Kenneth Lelek, our Chief Financial Officer, Secretary and Chairman of the Board, and Director Wayne Miletta. The loss of their services could have a material adverse effect on our business, results of operations and financial condition as our potential future revenues would most likely dramatically decline and our costs of operations would rise. We do not have employment agreements in place with any of our officers or our key employees, nor do we have key person insurance covering our employees.

Our products may not gain commercial or market acceptance, which would prevent us from achieving increased revenues and market share.

The development of a successful market for our products may be adversely affected by a number of factors, many of which are beyond our control, including:

•	our failure to produce products that compete favorably against other products on the basis of cost, quality, and performance;

•	any limitations or perceived inefficiencies;

•	the willingness of the target population to try our Astaxanthin products and whether or not customers will accept our products; and

•	the strength of marketing and product support and timing of market introduction.

If our products fail to gain market acceptance, we would be unable to realize revenues, gain or increase market share and achieve and sustain profitability.

If our products become contaminated, due to our failure or the failure of our third-party suppliers, our business could be seriously harmed.

We will adopt various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of third party suppliers, such as our bottlers, manufacturers, distributors or suppliers. Such a failure or contamination could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated even from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

We currently rely on Algae Can Biotech, Ltd., a single third-party to produce our Astaxanthin products, and depend on it for the supply and quality of our Astaxanthin products.

We will purchase our Astaxanthin products from a single manufacturer, Algae Can Biotech, Ltd., and are therefore, subject to the risk that our third-party supplier may not provide our customers with the quality and performance that they expect from our products. Our manufacturer may not view fulfilling our orders as a priority in the event it is constrained in its ability to fulfill all of its customer obligations in a timely manner. In addition, if we need to increase our manufacturing capacity beyond what our current manufacturer is able to provide, we may not be able to meet customer demand on a timely basis or find an additional manufacturer. If we are required, or we desire, to replace our manufacturer or add an additional manufacturer, we may need to expend a considerable amount of resources, time and money to locate another manufacturer, and as a result, we may experience a delay in our ability to meet customer demand during the transition process. There is no guarantee that we would be able to find a suitable replacement for our current manufacturer Algae Can Biotech, Ltd. We will place manufacturing orders on a purchase order basis under the terms of a distribution agreement with our manufacturer. In addition, we must also predict the number of products that we will require. If we underestimate our requirements, our manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. Quality or performance failures of our products or changes in our manufacturer’s financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material and adverse effect on our operating results, financial condition and cash flows.

We have no commercial contracts and no existing revenue stream.

We believe that virtually all of our revenues will come from the sale or license of our potential Astaxanthin products. As a result, we will continue to incur substantial operating losses until such time as we are able to generate revenues from the sale or license of our products. We currently have one third party contract, to supply our Astaxanthin product and there can be no assurance that businesses and customers will purchase our potential Astaxanthin products, or businesses and prospective customers will agree to pay for our Astaxanthin products or supplements. In the event that we are not able to obtain customers that purchase our Astaxanthin products or supplements, or if we are unable to charge the necessary prices or license fees for our products or supplements, our financial condition and results of our operations will be materially and adversely affected.

We may face significant competition, and if we are unable to compete effectively, our sales may be adversely affected.

We believe that our Astaxanthin products will compete with other supplements in the marketplace. However, there are companies in a variety of related markets, including but not limited to, nutraceuticals, supplements, and vitamins that are larger, better funded, and have experience in our channels of distribution. These companies could potentially decide to develop products to compete with our products. These companies could use better research technologies to invent new products or improve on existing products, and could achieve better consumer acceptance. The success of any competing products may have a material adverse effect on our business prospects, results of operations and financial condition.

We may face unexpected environmental issues or difficulties in the permitting process.

Any effort to implement the production of our own Astaxanthin or to expand our development of our Astaxanthin may require a significant environmental impact analysis and operating and environmental permits. We may not be successful in obtaining the necessary permits, and any environmental analysis may be costly and produce adverse results that would prohibit us from proceeding with any implementation of our own production of Astaxanthin.

Our capital requirements may change.

We may require substantial additional funds in order to continue our research and development programs, and to conduct full scale manufacturing and marketing of our products that may be developed. Our capital requirements depend on numerous factors, including but not limited to, the initiation and progress of our research and development programs, the progress of product testing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing supplement and market developments, changes in our existing research relationships, the ability of us to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional products, facilities and capital equipment. There can be no assurance, however, that changes in our research and development plans, acquisitions or other events affecting our operations will not result in accelerated or unexpected expenditures. Thereafter, we will need to raise substantial additional capital to fund our operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms.

Our revenues can be influenced by changes in the law, regulations, tax code, and international treaties, including the laws of Canada and the United States.

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. We are unable to assess or predict at this time what effect changes in regulations or legislation could have on our activities. Actions taken at the national and international level, including the United Nations, can negatively impact our ability to generate revenue and may substantially impact our operations. Specifically, post-Kyoto action on climate change treaties, cap-and-trade systems, and related governmental regulatory schemes may significantly affect our ability to compete in a changing marketplace.

We do not maintain theft or casualty insurance, liability or property insurance coverage and therefore could incur losses as a result of an uninsured loss.

We do not maintain theft, casualty insurance, liability or property insurance coverage as of this date. We cannot assure that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured or insured loss or liability could have a material adverse effect on our results of operations.

RISKS RELATING TO OUR COMMON SHARES

We may issue additional common shares in the future, which would reduce our current investors’ percentage of ownership and which may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, of which 22,211,500 shares are issued and outstanding as of December 31, 2016. The future issuance of additional shares of common stock which we are currently authorized to issue may result in substantial dilution in the percentage of our stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock. Additionally, the terms of any preferred stock that we might issue may substantially dilute the voting rights of our then-current stockholders, or may require us to pay significant dividends before any distributions may be made to our other stockholders.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Our common stock will be subject to the “Penny Stock” Rules of the SEC and the trading market in our securities will be limited, which will make transactions in our stock cumbersome, which may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common shares thus causing a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the FINRA Over the Counter Bulletin Board or OTC Markets after we close our current S-1 Offering. We do not yet have a market maker who has agreed to file such an application. If for any reason our common stock is not quoted on the Over the Counter Bulletin Board or OTC Markets or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so. There is no assurance that a market maker will file an application for quotation of our stock, or that such an application, if filed, will be accepted.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

If our shares are quoted on the over-the-counter market, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

In the event that our shares are quoted on the over-the-counter market, we will be required to remain current in our filings with the SEC in order for shares of our Common Stock to be eligible for quotation on the over-the-counter market. In the event that we become delinquent in our required filings with the SEC, quotation of our Common Stock will be terminated following a 30-day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter market, investors in our Common Stock may find it difficult to sell their shares.

If quoted, the price of our common stock may be volatile, which may substantially increase the risk that you may not be able to sell your shares at or above the price that you may pay for the shares.

Even if our shares are quoted for trading on the Over-the-Counter market following this offering and a public market develops for our common stock, the market price of our common stock may be volatile. It may fluctuate significantly in response to the following factors:

•	variations in quarterly operating results;

•	our announcements of the acquisition of assets and achievement of milestones, or the inability to so acquire assets or achieve milestones;

•	our relationships with other companies or capital commitments;

•	additions or departures of key personnel;

•	sales of capital stock or termination of stock transfer restrictions;

•	changes in financial estimates by securities analysts, if any; and

•	fluctuations in stock market price and volume.

Voting control of our common stock is possessed by Bill MacGillivary and Kenneth Lelek. This concentration of ownership could discourage or prevent a potential takeover of CleanGoal Energy, Corp. that might otherwise result in your receiving a premium over the market price for your common stock.

The voting control of our common stock is possessed by our officers and directors Bill MacGillivary our Chief Executive Officer, Chief Operating Officer and Director and Kenneth Lelek, our Chief Financial Officer, Secretary and Director, who were issued 15,001,500 shares of our common stock for services in the years 2015 and 2016. Holders of our common stock are entitled to one non-cumulative vote on all matters submitted to our stockholders. The result of this concentration of ownership and voting control is that Bill MacGillivary and Kenneth Lelek have the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions. Additionally, this concentration of voting power could discourage or prevent a potential takeover of the Company that might otherwise result in your receiving a premium over the market price for your common stock.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Wyoming law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Implications of Being an Emerging Growth Company.

As a company with less than $1.0 billion in revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

-	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;

-	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;

-	an exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal controls over financial reporting;

-	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

-

an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; an

-	reduced disclosure about the emerging growth company’s executive compensation arrangements

An emerging growth company is also exempt from Section 404(b) of Sarbanes Oxley which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

-	the first fiscal year following the fifth anniversary of this offering,

-	the first fiscal year after our annual gross revenues are $1 billion or more,

-	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or

-	as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

The Company will elect to take advantage of the extended transition period for complying with new or revised accounting standards under section 102(b)(1).

This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election the financial statements may not be comparable to companies that comply with public company effective dates.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our offices are currently located at 1717 N Bayshore Dr. #2831, Miami FL, 33132. Our telephone number is (786) 631-4174. Our web address is: www.cleangoal.com. This web site is not incorporated in this Form 10K. Our offices are provided to us at a cost of $5,000 per month on a month to month basis. We believe that these offices are adequate for our purposes. We do not own any real property or significant assets. Management believes that this office space will meet our needs for the next 12 months.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

As of March 31, 2017, there is no public market for our common stock. We intend to contact an authorized OTC market-maker for sponsorship of our securities on the OTC Markets.

Stock Transfer Agent

The Company’s Stock Transfer Agent is West Coast Stock Transfer. West Coast Stock Transfer’s address is 721 N. Vulcan Ave. Suite 205, Encinitas CA 92024 and telephone number is 619-664-4780.

Record Holders

As of December 31, 2016, there were 22,211,500 shares of the registrant’s $0.0001 par value common stock issued and outstanding and were owned by approximately 37 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and,

•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.0001 par value per share (“Common Stock”), and -0- shares of preferred stock, (“Preferred Stock”).

Equity Compensation Plans

We do not have any equity compensation plans in place, whether approved by the shareholders or not.

Warrants, Options and Convertible Securities

We do not have any outstanding warrants, options or convertible securities.

Recent Sales of Unregistered Securities:

On January 19, 2016, the Company issued 100,000 shares of common stock to Frank Amoretto for $2,500. The shares were valued at $0.025 per share.

On January 19, 2016, the Company issued 100,000 shares of common stock to Jim Hopkins for $2,500. The shares were valued at $0.025 per share.

On February 27, 2016, the Company issued 20,000 shares of common stock to Patricia Whitney for $500. The shares were valued at $0.025 per share.

On February 29, 2016, the Company issued 20,000 shares of common stock to Tim Lelek for $500. The shares were valued at $0.025 per share.

On February 18, 2016, the Company issued 1,400,000 shares of common stock to Rob Macdonald for $35,000. The shares were valued at $0.025 per share.

On April 11, 2016, the Company issued 1,500,000 shares of common stock to Erica Segovic for $37,500. The shares were valued at $0.025 per share.

On April 21, 2016, the Company issued 7,500,000 shares of common stock to MacGillivary, the CEO of the Company. The shares were valued at $0.025 per share and stock compensation of $187,500 was recorded.

On April 26, 2016, the Company issued 20,000 shares of common stock to Tony Bosley for $500. The shares were valued at $0.025 per share.

On May 18, 2016, the Company issued 20,000 shares of common stock to Tony Bosley for $500. The shares were valued at $0.025 per share.

On August 9, 2016, the Company issued 20,000 shares of common stock to Dawn Ullock for $500. The shares were valued at $0.025 per share.

On August 9, 2016, the Company issued 20,000 shares of common stock to Kyle Bartlett for $500. The shares were valued at $0.025 per share.

On September 9, 2016, the Company issued 400,000 shares of common stock to Rob Macdonald for $10,000. The shares were valued at $0.025 per share.

On September 12, 2016, the Company issued 20,000 shares of common stock to Bradly Sparks for $500. The shares were valued at $0.025 per share.

On September 16, 2016, the Company issued 400,000 shares of common stock to Dave Daniels for $10,000. The shares were valued at $0.025 per share.

On September 26, 2016, the Company issued 20,000 shares of common stock to Roderick Bartlett for $500. The shares were valued at $0.025 per share.

On September 29, 2016, the Company issued 20,000 shares of common stock to Lindsay Sparks for $500. The shares were valued at $0.025 per share.

On October 5, 2016, the Company issued 400,000 shares of common stock to Darcie Moore for $10,000. The shares were valued at $0.025 per share.

On November 2, 2016, the Company issued 400,000 shares of common stock to Darcie Moore for $10,000. The shares were valued at $0.025 per share.

Subsequent Issuances

On January 18, 2017, the Company issued 240,000 shares of common stock to Gordon Moore for $6,000. The shares were valued at $0.025 per share.

On March 13, 2017, the Company issued 1,750,000 shares of common stock to Eric Horton as per the terms of the consulting agreement. The shares were valued at $0.025 per share.

On March 13, 2017, the Company issued 1,750,000 shares of common stock to Eric Horton as per the terms of the consulting agreement. The shares were valued at $0.025 per share.

On March 14, 2017, the Company issued 2,000,000 shares of common stock to Patricia Whitney as per the terms of the consulting agreement. The shares were valued at $0.025 per share.

On March 22, 2017, the Company issued 7,500,000 shares of common stock to MacGillivary, the CEO of the Company for a two-year extension of his employment agreement. The shares were valued at $0.025 per share and stock compensation of $187,500 was recorded.

On March 24, 2017, the Company with the approval of the board of directors converted $78,000 of outstanding wages into 5,000,000 shares of common stock. The shares were valued at $0.0156.

Repurchase of Equity Securities:

None.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2016.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	December 31, 2016 $	December 31, 2015 $
Cash	2,344	32,831
Current Assets	2,344	32,831
Current Liabilities	217,578	120,238
Working Capital (Deficit)	(215,234)	(87,407)

Cash Flows

	December 31, 2016 $	For the Period from February 24, 2015 (date of inception) to December 31, 2015 $
Cash Flows used in Operating Activities	(130,487)	(77,399)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from Financing Activities	100,000	110,230
Net Increase (decrease) in Cash During Period	(30,487)	32,831

Results of Operations

We are a development stage company and have generated no revenues since inception (February 24, 2015) and have incurred $440,181 in expenses through December 31, 2016. For the years ended December 31, 2016 and 2015 we incurred $440,181 and $316,398, respectively, in general and administrative expenses and professional fees.

Results for the Year Ended December 31, 2016 Compared to the Period Ended December 31, 2015

Revenues:

The Company’s revenues were $0 for the year ended December 31, 2016 compared to $0 for the period ended December 31, 2015.

Cost of Revenues:

The Company’s cost of revenue was $0 for the year ended December 31, 2016, compared to $0 for the period ended December 31, 2015.

General and Administrative Expenses:

General and administrative expenses for the year ended December 31, 2016 and for the period ended December 31, 2015, were $440,181 and $316,398, respectively (which includes stock-based compensation of $225,000 and $200,000, respectively). General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company. The increase was primarily attributable to a taxes and business licenses fees for normal operations.

Net Loss:

Net loss for the year ended December 31, 2016 was $447,827 compared with a net loss of $322,657 for the period ended December 31, 2015. The increase in net loss is due to an increase in administrative expenses and professional fees due to the filing of the registration statement and related accounting of the company.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of December 31, 2016, total current assets were $2,344.

As of December 31, 2016, total current liabilities were $217,578, which consisted primarily of accounts payable, and advances from officers. We had negative net working capital of $215,234 as of December 31, 2016,

During the period from February 24, 2015 (Inception of Development Stage) through December 31, 2015, operating activities used cash of $322,657. The cash used by operating activities is related to general and administrative expenses, and Development activity.

Intangible Assets

The Company’s intangible assets were $0 as of December 31, 2016.

Material Commitments

The Company’s material commitments were $0 as of December 31, 2016.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and Development activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2016 and 2015.

Derivatives. The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, "Revenue Recognition in Financial Statements." Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has no revenue streams.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplemental Data

CLEANGOAL ENERGY, CORP.

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 N. HIGHWAY 89 STE. 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cleangoal Energy, Corp.

1717 North Bayshore Dr. #2831

Miami, Florida 33132

We have audited the accompanying balance sheets of Cleangoal Energy, Corp. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cleangoal Energy, Corp. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Farmington, Utah

April 14, 2017

CLEANGOAL ENERGY, CORP.

Balance Sheets

	December 31,
	2016	2015

ASSETS

Current assets
Cash	$2,344	$32,831
Total current assets	2,344	32,831
Total assets	$2,344	$32,831

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$55,000	$50,000
Notes payable to related party	24,980	24,980
Accounts payable	3,794	2,950
Accounts payable to related party	41,900	11,900
Accrued expenses	9,476	4,478
Accrued expenses to related party	82,428	25,930
Total current liabilities	217,578	120,238

Total liabilities	217,578	120,238

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 100,000,000 shares authorized,
22,211,500 and 9,831,500 shares issued, issuable and outstanding, respectively	2,221	983
Subscription receivable	-	(10,500)
Additional paid-in capital	553,029	244,767
Accumulated deficit	(770,484)	(322,657)
Total stockholders' deficit	(215,234)	(87,407)
Total liabilities and stockholders' deficit	$2,344	$32,831

See accompanying notes to financial statements.

CLEANGOAL ENERGY, CORP.

Statements of Operations

	For the year ended	Period from Inception (February 24, 2015) to
	December 31, 2016	December 31, 2015

Revenue, net	$-	$-

Operating expenses
General and administrative (includes stock-based compensation of
$225,000 and $200,000 for the periods ended December 31, 2016 and 2015,
respectively)	440,181	316,398

Operating loss	(440,181)	(316,398)

Other income (expense)
Interest expense	(7,646)	(6,259)

Total other income (expense)	(7,646)	(6,259)

Net loss	$(447,827)	$(322,657)

Net loss per share - basic and diluted	$(0.02)	$(0.08)

Weighted average number of shares outstanding - basic and diluted	17,991,117	3,832,741

See accompanying notes to financial statements.

CLEANGOAL ENERGY, CORP.
Statement of Shareholders' Deficit
December 31, 2016

			Additional	Stock
	Common Stock		Paid In	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at inception	-	$-	$-	-	$-	$-
Issuance of founders shares	1,500	-	-	-	-	-
Sale of common stock	1,830,000	183	45,567	(10,500)	-	35,250
Issuance of common stock for services	8,000,000	800	199,200		-	200,000
Net loss for the period ended December 31, 2015	-	-	-	-	(322,657)	(322,657)

Balance at December 31, 2015	9,831,500	$983	$244,767	$(10,500)	$(322,657)	$(87,407)
Collection of receivable				10,500		10,500
Issuance of common stock for services	9,000,000	900	224,100			225,000
Sale of common stock	3,380,000	338	84,162			84,500
Net loss for the period ended December 31, 2016					(447,827)	(447,827)

Balance at December 31, 2016	22,211,500	$2,221	$553,029	$-	$(770,484)	$(215,234)

See accompanying notes to financial statements.

CLEANGOAL ENERGY, CORP.
Statements of Cash Flows

	For the year ended	Period from inception (February 24, 2015) to
	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(447,827)	$(322,657)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	225,000	200,000
Changes in operating assets and liabilities:
Accounts payable	844	2,950
Accounts payable to related party	30,000	11,900
Accrued expenses	4,998	4,478
Accrued expenses to related party	56,498	25,930
Net cash used in operating activities	(130,487)	(77,399)

Cash flows from financing activities:
Proceeds from the sale of common stock	95,000	35,250
Proceeds from note payable	5,000	24,980
Proceeds from note payable to related party	-	50,000
Net cash provided by financing activities	100,000	110,230

Net decrease in cash	(30,487)	32,831

Cash at beginning of period	32,831	-

Cash at end of period	$2,344	$32,831

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:

Subscription receivable	$-	$10,500

 See accompanying notes to financial statements.

CLEANGOAL ENERGY, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizations

CleanGoal Energy, Corp. (the “Company,” “we,” “us,” “our,” or “Cleangoal”) is a Wyoming corporation. The business was started on February 24, 2015 and has a year end of December 31.

Nature of Operations

The Company is a development stage company. Our general business strategy is aimed at building value through positioning each of the operating of “green technology” subsidiaries as a niche provider of renewable energy and of technologically advanced products or services within the green technology area of operation. Our first area of focus will be on the purchasing and then reselling of Astaxanthin (a product produced by growing Algae) for cosmetic and nutraceutical uses. The Company also anticipates updating and refining the business strategy as new opportunities present themselves. In general, the component functions of the business model are to:

•	Incrementally invest, market, and refine our Astaxanthin products;
•	Concentrate initial sales efforts on focused market entry opportunities; and
•	Increase sales to a level that establishes market acceptance, as determined by the Company’s management.

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, depreciable lives of the web site, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, and valuation of share-based payments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

CLEANGOAL ENERGY, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

We currently measure and report at fair value our intangible assets (due to our impairment analysis) and derivative liabilities. The fair value of intangible assets has been determined using the present value of estimated future cash flows method.

Revenue Recognition

The Company will recognize its revenue on our products in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on sales transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company will have one primary revenue stream as follows:

•	Dietary Supplement - Astaxanthin

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

CLEANGOAL ENERGY, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2016, all previous tax years remain open for IRS audit. The Company has received no notice of audit from the IRS for the open tax year.

The Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48,” (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2016.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2016 through the date these financial statements were issued.

CLEANGOAL ENERGY, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $447,827 and used cash in operating activities of $130,487 for the year ended December 31, 2016. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $215,233, $215,234 and $770,484, respectively, at December 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE

A summary of the notes payable, as of December 31, 2016, is as follows:

Cleangoal Energy, Corp.

Notes to Financial Statements

December 31, 2016

Notes payable
	December 31, 2016			December 31, 2015
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Eric Horton	$50,000	$9,328	$59,328	$50,000	$4,329	$54,329
Eric Horton	5,000	148	5,148	-	-	-
Total	$55,000	$9,476	$64,476	$50,000	$4,329	$54,329

Notes payable to related party
	December 31, 2016				December 31, 2015
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Clean Goal Environmental Ltd.	$24,980	$4,428	$29,408	$24,980	$1,930	$26,910
Total	$24,980	$4,428	$29,408	$24,980	$1,930	$26,910

On September 30, 2015, the Company executed an unsecured promissory note with Eric Horton (“Horton”) for $50,000. The note was funded to the Company’s attorney’s escrow account on February 19, 2016 and the funds were used accordingly. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. As of December 31, 2016, the accrued interest was $9,328. The note is due on demand.

On September 30, 2015, the Company executed an unsecured promissory note with CleanGoal Environmental Ltd. (“CGEI”), which is a related party, for $24,980. The note was funded to the Company’s attorney’s escrow account on March 25, 2016 and the funds were used accordingly. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. As of December 31, 2016, the accrued interest was $4,428. The note is due on demand.

On September 15, 2016, the Company executed an unsecured promissory note with Horton for $5,000. The note was funded to the Company’s attorney’s escrow account on March 10, 2016 and the funds were used accordingly. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. As of December 31, 2016, the accrued interest was $148. The note is due on demand.

CLEANGOAL ENERGY, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, there were no pending or threatened lawsuits.

NOTE 5 – RELATED PARTIES TRANSACTIONS

On June 19, 2015, the Company issued 1,500 shares of common stock to Kenneth Lelek (“Lelek”), the sole officer and director of the Company, as founder’s shares. The shares were valued at par value of $0.0001, therefore, $0.15.

On August 28, 2015, as a condition of the employment agreement with Lelek, the Company issued 7,500,000 shares of common stock. The shares were valued at $0.025 per share, the current price of shares being sold to third parties, or $187,500.

On September 30, 2015, the Company executed an unsecured promissory note with CGEI, which is a related party, for $24,980. Lelek is a principal of CGEI. The note was funded to the Company’s attorney’s escrow account on March 25, 2016 and the funds were used accordingly. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. As of December 31, 2016, the accrued interest was $4,428. The note is due on demand.

On December 1, 2015, the Company issued 1,411,500 shares of common stock to Wayne Miletta, a director of the Company, as compensation. The shares were valued at $0.025 per share, the current price of shares being sold to third parties, or $35,288.

On April 21, 2016, the Company issued 7,500,000 shares of common stock to Bill MacGillivary (“MacGillivary”), the CEO of the Company. The shares were valued at $0.025 per share and stock compensation of $187,500 was recorded.

As of December 31, 2016, the Company recorded accrued expenses of $78,000 for contractual compensation to Lelek.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The Company was authorized to issue 1,500 shares of common stock as of February 24, 2015, the date of inception, with a par value of $0.0001. The common stock has voting rights. On August 24, 2015, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock to 100,000,000.

On June 19, 2015, the Company issued 1,500 shares of common stock to Lelek, the sole officer and director of the Company, as founder’s shares. The shares were valued at par value of $0.0001, therefore, $0.15.

On August 14, 2015, the Company sold 200,000 shares of common stock to Erica Segovic for $5,000 for a value of $0.025 per share.

On August 14, 2015, the Company sold 200,000 shares of common stock to Marko Segovic for $5,000 for a value of $0.025 per share.

On August 14, 2015, the Company sold 200,000 shares of common stock to Natalie Paskellidis for $5,000 for a value of $0.025 per share.

On August 28, 2015, as a condition of the employment agreement with Lelek, the Company issued 7,500,000 shares of common stock. The shares were valued at $0.025 per share, the current price of shares being sold to third parties, or $187,500.

CLEANGOAL ENERGY, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

On September 21, 2015, the Company sold 200,000 shares of common stock to Rob Macdonald for $5,000 for a value of $0.025 per share.

On October 6, 2015, the Company sold 40,000 shares of common stock to Bruce Paisley for $1,000 for a value of $0.025 per share.

On October 6, 2015, the Company sold 80,000 shares of common stock to Chuck Poteet for $2,000 for a value of $0.025 per share.

On October 6, 2015, the Company sold 20,000 shares of common stock to Ed Garner for $500 for a value of $0.025 per share.

On October 6, 2015, the Company sold 30,000 shares of common stock to Greg Whelton for $750 for a value of $0.025 per share.

On October 6, 2015, the Company sold 40,000 shares of common stock to Dimitrios Hatzis for $1,000 for a value of $0.025 per share.

On October 6, 2015, the Company sold 100,000 shares of common stock to Jane Craymer for $2,500 for a value of $0.025 per share.

On October 6, 2015, the Company sold 100,000 shares of common stock to Jesse Craymer for $2,500 for a value of $0.025 per share.

On October 6, 2015, the Company sold 20,000 shares of common stock to Brad Furlan for $500 for a value of $0.025 per share.

On October 6, 2015, the Company sold 30,000 shares of common stock to Alison Scully for $750 for a value of $0.025 per share.

On October 7, 2015, the Company sold 20,000 shares of common stock to Joel Watanbe for $500 for a value of $0.025 per share.

On October 9, 2015, the Company sold 30,000 shares of common stock to Jean-Francois Giasson for $750 for a value of $0.025 per share.

On November 30, 2015, the Company sold 100,000 shares of common stock to Lee Wagner for $2,500 for a value of $0.025 per share.

On December 1, 2015, the Company issued 1,411,500 shares of common stock to Wayne Miletta, a director of the Company, as compensation. The shares were valued at $0.025 per share, the current price of shares being sold to third parties, or $35,288.

On January 19, 2016, the Company issued 100,000 shares of common stock to Frank Amoretto for $2,500. The shares were valued at $0.025 per share.

On January 19, 2016, the Company issued 100,000 shares of common stock to Jim Hopkins for $2,500. The shares were valued at $0.025 per share.

On February 27, 2016, the Company issued 20,000 shares of common stock to Patricia Whitney for $500. The shares were valued at $0.025 per share.

On February 29, 2016, the Company issued 20,000 shares of common stock to Tim Lelek for $500. The shares were valued at $0.025 per share.

On February 18, 2016, the Company issued 1,400,000 shares of common stock to Rob Macdonald for $35,000. The shares were valued at $0.025 per share.

On April 11, 2016, the Company issued 1,500,000 shares of common stock to Erica Segovic for $37,500. The shares were valued at $0.025 per share.

CLEANGOAL ENERGY, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

On April 21, 2016, the Company issued 7,500,000 shares of common stock to MacGillivary, the CEO of the Company. The shares were valued at $0.025 per share and stock compensation of $187,500 was recorded.

On April 26, 2016, the Company issued 20,000 shares of common stock to Tony Bosley for $500. The shares were valued at $0.025 per share.

On May 18, 2016, the Company issued 20,000 shares of common stock to Tony Bosley for $500. The shares were valued at $0.025 per share.

On August 9, 2016, the Company issued 20,000 shares of common stock to Dawn Ullock for $500. The shares were valued at $0.025 per share.

On August 9, 2016, the Company issued 20,000 shares of common stock to Kyle Bartlett for $500. The shares were valued at $0.025 per share.

On September 9, 2016, the Company issued 400,000 shares of common stock to Rob Macdonald for cash of $10,000. The shares were valued at $0.025 per share.

On September 12, 2016, the Company issued 20,000 shares of common stock to Bradly Sparks for $500. The shares were valued at $0.025 per share.

On September 16, 2016, the Company issued 400,000 shares of common stock to Dave Daniels for $10,000. The shares were valued at $0.025 per share.

On September 26, 2016, the Company issued 20,000 shares of common stock to Roderick Bartlett for $500. The shares were valued at $0.025 per share.

On September 29, 2016, the Company issued 20,000 shares of common stock to Lindsay Sparks for $500. The shares were valued at $0.025 per share.

On October 5, 2016, the Company issued 400,000 shares of common stock to Darcie Moore for $10,000. The shares were valued at $0.025 per share.

On November 2, 2016, the Company issued 400,000 shares of common stock to Darcie Moore for $10,000. The shares were valued at $0.025 per share.

NOTE 7 – INCOME TAX

For the fiscal year 2016 and the period from inception through December 31, 2015, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2016, and 2015, the Company has net operating loss carryforwards of approximately of $345,484 and $122,657, respectively. The carryforwards expire through the year 2036. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

CLEANGOAL ENERGY, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

		For the Period
		from Inception
	For the Year	(February 24, 2015)
	Ended	to
	December 31,	December 31,
	2016	2015
Tax expense (benefit) at the statutory rate (34%)	$(152,261)	$(109,703)
State income taxes, net of federal income tax benefit	-	(7,025)
Non-deductible items	76,499	68,105
Change in valuation allowance	75,762	48,623

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax years 2015 through 2016 remain open to examination by federal agencies and other jurisdictions in which it operates.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

		For the Period
		from Inception
	For the Year	(February 24, 2015)
	Ended	to
	December 31,	December 31,
	2016	2015

Deferred tax assets:
Net operating loss carryforward	$117,465	$41,703
Total gross deferred tax assets	117,465	41,703
Less: Deferred tax asset valuation allowance	(117,465)	(41,703)
Total net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 are fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $88,390 and $48,623 as of December 31, 2016, and 2015, respectively.

CLEANGOAL ENERGY, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2016. There have been no losses in these accounts through December 31, 2016.

NOTE 9 – SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued and did not have any material recognizable subsequent events after December 31, 2016, except as follows:

On January 18, 2017, the Company issued 240,000 shares of common stock to Gordon Moore for $6,000. The shares were valued at $0.025 per share.

On January 18, 2017, the Company issued 240,000 shares of common stock to Gordon Moore for $6,000. The shares were valued at $0.025 per share.

On March 13, 2017, the Company issued 1,750,000 shares of common stock to Eric Horton as per the terms of the consulting agreement. The shares were valued at $0.025 per share.

On March 13, 2017, the Company issued 1,750,000 shares of common stock to Eric Horton as per the terms of the consulting agreement. The shares were valued at $0.025 per share.

On March 14, 2017, the Company issued 2,000,000 shares of common stock to Patricia Whitney as per the terms of the consulting agreement. The shares were valued at $0.025 per share.

On March 22, 2017, the Company issued 7,500,000 shares of common stock to MacGillivary, the CEO of the Company for a two-year extension of his employment agreement. The shares were valued at $0.025 per share and stock compensation of $187,500 was recorded.

On March 24, 2017, the Company with the approval of the board of directors converted $78,000 of outstanding wages into 5,000,000 shares of common stock. The shares were valued at $0.0156.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee.

2.

We did not maintain appropriate cash controls – As of December 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2016, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over the financial reporting that occurred during the period ending December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

Part III

Item 10. Director and Executive Officer

Identification of Directors and Executive Officers

Directors of the Company are elected by the shareholders to a term of one year and serve until their successors are elected and qualified. Officers of the Company are appointed by the Board of Directors to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of the company officer and director is set forth below:

Name and Business Address	Age	Position	Director Since

Bill MacGillivary 1717 N. Bayshore Dr. #2831 Miami, FL 33132	49	President, Chief Executive Officer, Chief Operating Officer and Director	April 21, 2016

Kenneth Lelek 1717 N. Bayshore Dr. #2831 Miami, FL 33132	57	Chief Financial Officer, Secretary, and Director	February 24, 2015

Wayne Miletta 1717 N. Bayshore Dr. #2831 Miami, FL 33132	69	Director	February 24, 2015

Wayne Miletta, and Kenneth Lelek have held the offices/positions since the inception of the Company, Bill MacGillivary was appointed on April 21, 2016, and all are expected to hold said offices/positions until the next annual meeting of the shareholders. The persons named above are the Company’s only officers, directors, promoters and control persons.

Background Information about The Company’s Officers and Directors

Bill MacGillivary, Age 49: Mr. MacGillivary has been involved in the area of cultivating microalgae since October 2010, when he was the president of Pacific Rim Bioenergy. Pacific Rim Bioenergy worked on developing photo bioreactor technology used for growing of microalgae within a closed system. While there, he also worked on providing technology specifically designed to optimize the growth kinetics of several strains of algae. During 2014 – 2015, Bill worked at TransAct Energy Ltd., where he was involved in the business development of the Company. From January 2013 until January 2015, Bill was the president of Algae Can Biotech, Ltd., where he helped facilitate the growth of the company through his affiliations in the industry. Mr. MacGillivary graduated with a Bachelor of Science from the University College of Cape Breton. Due to Mr. MacGillivary’s past experiences in the Algae industry and running small companies, the board of directors determined it to be strategic to utilize his expertise for our Company.

Wayne Miletta, Age 69: Mr. Miletta, who has been retired since 2009, is an experienced entrepreneur who, in the last 45 years, formed and operated a number of companies. From 1968 to 1978, he started and managed numerous food and beverage establishments located in San Diego’s Gas Lamp Quarter. Mr. Miletta’s involvement in community affairs also saw him being jointly responsible for converting the current San Diego Gas Lamp Quarter into a Historical Zone. This led the quarter to be preserved and develop into the successful retail district it is today.

In 1977, Mr. Miletta founded and operated Century Business College in San Diego, Ca., an accredited institution. Century specialized in hotel and culinary training and established multiple locations two of which included Los Angeles, Calif and Las Vegas, NV. After literally training and finding thousands of graduates, Employment Century Business College was sold in 1995. Subsequently, Mr. Miletta relocated to Nevada where he established A. Rothschild Marketing, a boutique marketing and advertising firm specializing in promoting tourism. Mr. Miletta attended California State University, Northridge where he majored in Marketing and Journalism with an Accounting minor.

Since 2006, Mr. Miletta has focused his efforts on commercial and residential real estate development, green energy and green products enhancement as well as various charities for the homeless.

Kenneth Lelek, Age 57: Kenneth Lelek is a pioneer in the fields of technical and alternative energies. In 2006 Mr. Lelek, founded and became the President of Cleangoal Environmental Ltd. (a related party). At Cleangoal Environmental, Mr. Lelek is in charge of the day to day operations and implementing his vision of developing clean energy technologies that are cost effective. In the late 1990’s, Mr. Lelek began to focus his attention towards sustainable development and ecofriendly manufactured goods with the co-founding of Hemptown Clothing CRLRF. Ken was instrumental in listing Hemptown Clothing on a public exchange, and now the company is called Crailar Industries, Inc. (“Crailar”). Mr. Lelek was also assisted Crailar with the entering into of a Joint Development Agreement to produce applications of technology licensed by Crailar from the National Research Council (Canada). With the success and experiences gained through his work with Crailar, Ken was also able to assist in the raising of start-up funding for Thorium One, Trans Act Energy, 3D Algae, and Titan Cure. Kenneth Lelek graduated from Mount Royal College with a degree in Business Administration. Due to Mr. Lelek’s past experiences with green products and small public companies, his participation with our Company is very strategic.

Term of Office

Directors are appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until they resign or are removed in accordance with the provisions of the Nevada Revised Statutes. Officers are appointed by our Board of Directors and hold office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

Identification of Significant Employees

We have no significant employees other than our officers and directors, Kenneth Lelek, and Bill MacGillivary. Mr. Lelek and Mr. MacGillivary intend to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years, no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. The current member of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Corporate Governance & Board Independence

Our Board of Directors consists of three directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our sole officer is also one of our directors, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●

This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Perry's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation

Currently, Bill MacGillivary, Kenneth Lelek, and Wayne Miletta, our officers and director, receive no compensation for their services during the Development stage of our business operations. They are reimbursed for any out-of-pocket expenses that they incur on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently no such plans have been approved. We do not have any employment agreements in place with our officers and sole director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compen-sation		Total

Bill MacGillivary, President,	2016	$0	$0	$187,500	$0	$0	$0	$0		$187,500
CEO, and Director	2015	$0	$0	$0	$0	$0	$0	$0		$0

Kenneth Lelek, Chief Financial Officer,	2016	$0	$0	$0	$0	$0	$0	$72,000	(1)	$72,500
Secretary and Director	2015	$24,000	$0	$187,500	$0	$0	$0	$0		$211,500

Wayne Miletta,	2016	$0	$0	$0	$0	$0	$0	$0		$0
Director	2015	$0	$0	$12,500	$0	$0	$0	$0		$12,500

___________

(1) This money has been accrued and not yet paid due to a lack of working capital.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End: Include the following language and chart:

No officer or director of the Company received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Bill MacGillivary	-	-	-	-	-	-	-	-	-

Kenneth Lelek	-	-	-	-	-	-	-	-	-

Wayne Miletta	-	-	-	-	-	-	-	-	-

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 28, 2017 of: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our directors, and or (iii) our officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock(2)

Bill MacGillivary 1717 N. Bayshore Dr. #2831 Miami, FL 33132	Common Stock	15,000,000 Direct	37%

Kenneth Lelek 1717 N. Bayshore Dr. #2831 Miami, FL 33132	Common Stock	12,501,500	31%

Wayne Miletta 1717 N. Bayshore Dr. #2831 Miami, FL 33132	Common Stock	500,000	13%

Officer and/or director as a Group		28,001,500	81%

Holders of More than 5% of Our Common Stock

_________________

1)

Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

2)	Based on 40,071,500 issued and outstanding shares of common stock as of March 28, 2017.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board of Directors is currently composed of three members. Bill MacGillivary and Kenneth Lelek do not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market, as they are also officers of the Company. Wayne Miletta does qualify as an independent director in accordance with the published listing requires of the NASDAQ Global Markets, as he is not also an officer of the Company. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of the Company’s employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, the board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had the board of directors made these determinations, the board of directors would have reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities and relationships as they may relate to the Company and its management.

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. Shareholders can direct communications to the Chief Executive Officer, Bill MacGillivary, at our executive offices. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications. Management attempts to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Wayne Miletta, collects and evaluates all shareholder communications. All communications addressed to the director and executive officer will be reviewed by Bill MacGillivary, unless the communication is clearly frivolous.

Related Party Transactions

On June 19, 2015, the Company issued 1,500 shares of common stock to Kenneth Lelek (“Lelek”), the sole officer and director of the Company, as founder’s shares. The shares were valued at par value of $0.0001, therefore, $0.15.

On August 28, 2015, as a condition of the employment agreement with Lelek, the Company issued 7,500,000 shares of common stock. The shares were valued at $0.025 per share, the current price of shares being sold to third parties, or $187,500.

On December 1, 2015, the Company issued 500,000 shares of common stock to Wayne Miletta, a director of the Company, as compensation. The shares were valued at $0.025 per share, the current price of shares being sold to third parties, or $12,500.

As of December 31, 2015, the Company recorded accrued expenses of $24,000 for contractual compensation to Lelek.

As of March 31, 2016, the Company recorded accrued expenses of $60,000 for contractual compensation to Lelek.

On April 21, 2016, as a part of the appointing Bill MacGillivary as the President, Chief Executive Officer, Chief Operating Officer and as a director, the Company issued 7,500,000 shares of common stock. The shares were valued at $0.025 per share, the current price of shares being sold to third parties, or $187,500.

The shares that were issued were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

Other than the foregoing, neither the director nor executive officer of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. Principal Accounting Fees and Services

	Year Ended December 31, 2016	Period Ended December 31, 2015
Audit fees	$10,000	$9,300
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$10,000	$9,300

Audit Fees

During the fiscal years ended December 31, 2016, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2016.

During the period ended December 31, 2015, we incurred approximately $9,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for period ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal year ended December 31, 2016 and the period ended December 31, 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal year ended December 31, 2016 and the period ended December 31, 2015,for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2016, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

Part IV

Item 15. Exhibits

(a) Exhibits

Exhibit. No.	Description of Exhibit	Filing

3.1	Certificate of Incorporation Delaware	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
3.1(a)	Articles of Continuance Wyoming	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
3.2	By-laws	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.1	Employment Agreement by and between the Company and Kenneth Lelek	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.2	Consulting Agreement by and between Erica Segovich and the Company, dated April 11, 2016.	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.3	Consulting Agreement by and between Eric Horton and the Company, dated June 1, 2016	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.4	Joint Venture Agreement by and between the Company and Algae Can, Ltd., dated October 2, 2015	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.5	Promissory Note by and between the Company and Eric Horton, dated September 30, 2015	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.7	Promissory Note by and between the Company and Clean Goal Environmental, ltd., dated September 30, 2015	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.8	Consulting Agreement by and between Ric May and the Company, dated June 1, 2016	Filed with the SEC on November 1, 2016, as part of our Registration Statement on Form S-1/A1.
10.9	Consulting Agreement by and between Ric May and the Company, dated January 1, 2017	Filed Herewith.
10.10	Consulting Agreement by and between Eric Horton and the Company, dated January 1, 2017	Filed Herewith.
10.11	Employment Agreement by and between the Company and William MacGillivary, dated January 1, 2017.	Filed Herewith.
10.12	Consulting Agreement by and between Patricia Whitney and the Company, dated March 11, 2017.	Filed Herewith.
23.1	Consent of Pritchett, Siler & Hardy, P.C.	Filed with the SEC on January 4, 2017, as part of our Registration Statement on Form S-1/A3.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

_____________

*

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CleanGoal Energy, Corp.

Date: April 17, 2017	By:	/s/ William MacGillivary
	Name:	William MacGillivary
	Its:	President

	By:	/s/ Kenneth Lelek
	Name:	Kenneth Lelek
	Its:	Chief Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: April 17, 2017	By:	/s/ William MacGillivary
	Name:	William MacGillivary
	Its:	Director

Date: April 17, 2017	By:	/s/ Kenneth Lelek
	Name:	Kenneth Lelek
	Its:	Director

Date: April 17, 2017	By:	/s/ Wayne Miletta
	Name:	Wayne Miletta
	Its:	Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.

