Form 10-Q
period 2017-03-31
CLEANGOAL ENERGY, CORP
filed 2017-05-22
CIK 1672690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 333-213570

CLEANGOAL ENERGY, CORP.

(Name of small business issuer in its charter)

Nevada	47-4611705
(State of incorporation)	(I.R.S. Employer Identification No.)

Bill MacGillivary

Chief Executive Officer

1717 N Bayshore Dr. #2831

Miami FL, 33132

(786) 631-4174

(Address and telephone number of registrant’s principal offices)

Copies to:

Andrew Coldicutt

Law Office of Andrew Coldicutt

1220 Rosecrans Street, PMB 258

San Diego, CA 92106

(619) 228-4970

Info@ColdicuttLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 10, 2017, there were 40,851,500 shares of the registrant’s $0.001 par value common stock issued and outstanding.

CLEANGOAL ENERGY, CORP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CLEANGOAL ENERGY, CORP. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," ”CLGO,” "our," "us," the "Company," refers to CLEANGOAL ENERGY, CORP.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CLEANGOAL ENERGY, CORP.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current assets
Cash	$8,960	$2,344
Total current assets	8,960	2,344

Total assets	$8,960	$2,344

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$55,000	$55,000
Notes payable to related party	24,980	24,980
Accounts payable	4,496	3,794
Accounts payable to related party	77,400	41,900
Accrued expenses	10,832	9,476
Accrued expenses to related party	5,044	82,428

Total current liabilities	177,752	217,578

Total liabilities	177,752	217,578

Commitments and contingencies

Stockholders' deficit
Common stock, $0.0001 par value, 100,000,000 shares authorized,
40,851,500 and 22,211,500 shares issued, issuable and outstanding, respectively	4,085	2,221
Additional paid-in capital	970,165	553,029
Accumulated deficit	(1,143,042)	(770,484)
Total stockholders' deficit	(168,792)	(215,234)

Total liabilities and stockholders' deficit	$8,960	$2,344

See accompanying notes to unaudited condensed financial statements.

CLEANGOAL ENERGY, CORP.

Condensed Statements of Operations

For the Three Months Ended March 31,

(unaudited)

	2017	2016

Revenue, net	$—	$—

Operating expenses
General and administrative (includes stock-based compensation of $325,000 and $0 for the periods ended March 31, 2017 and 2016, respectively)	370,586	73,654

Operating loss	(370,586)	(73,654)

Other income (expense)
Interest expense	(1,972)	(1,869)

Total other income (expense)	(1,972)	(1,869)

Net loss	$(372,558)	$(75,523)

Net loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	25,150,833	3,635,330

See accompanying notes to unaudited condensed financial statements.

CLEANGOAL ENERGY, CORP.

Condensed Statements of Cash Flows

For the Three Months Ended March 31,

(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(372,558)	$(75,523)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	325,000	—
Changes in operating assets and liabilities:
Accounts payable	702	1,500
Accounts payable to related party	35,500	—
Accrued expenses	1,356	1,097
Accrued expenses to related party	616	18,773
Net cash used in operating activities	(9,384)	(54,153)

Cash flows from financing activities:
Proceeds from the sale of common stock	16,000	51,500
Net cash provided by financing activities	16,000	51,500

Net increase (decrease) in cash	6,616	(2,653)

Cash at beginning of period	2,344	32,831

Cash at end of period	$8,960	$30,178

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

Non-cash investing and financing activities:

Shares issued for the discharge of accrued wages	$78,000	$—

See accompanying notes to unaudited condensed financial statements.

Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

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

Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2017.

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

Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $372,558 and used cash in operating activities of $9,384 for the three months ended March 31, 2017. The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $168,792, $168,792 and $1,143,042, respectively, at March 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE

A summary of the notes payable, as of March 31, 2017, is as follows:

Notes payable
	March 31, 2017			December 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Eric Horton	$50,000	$10,562	$60,562	$50,000	$9,328	$59,328
Eric Horton	5,000	271	5,271	5,000	148	5,148
Total	$55,000	$10,833	$65,833	$55,000	$9,476	$64,476

Notes payable to related party
	March 31, 2017			December 31, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Clean Goal Environmental Ltd.	$24,980	$5,044	$30,024	$24,980	$4,428	$29,408
Total	$24,980	$5,044	$30,024	$24,980	$4,428	$29,408

On September 30, 2015, the Company executed an unsecured promissory note with Eric Horton (“Horton”) for $50,000. The note was funded to the Company’s attorney’s escrow account on February 19, 2016 and the funds were used accordingly. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. As of March 31, 2017, the accrued interest was $10,562. The note is due on demand.

On September 30, 2015, the Company executed an unsecured promissory note with CleanGoal Environmental Ltd. (“CGEI”), which is a related party, for $24,980. The note was funded to the Company’s attorney’s escrow account on March 25, 2016 and the funds were used accordingly. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. As of March 31, 2017, the accrued interest was $5,044. The note is due on demand.  See Note 5.

On September 15, 2016, the Company executed an unsecured promissory note with Horton for $5,000. The note was funded to the Company’s attorney’s escrow account on March 10, 2016 and the funds were used accordingly. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. As of March 31, 2017, the accrued interest was $271. The note is due on demand.

Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, there were no pending or threatened lawsuits.

NOTE 5 – RELATED PARTIES TRANSACTIONS

On June 19, 2015, the Company issued 1,500 shares of common stock to Kenneth Lelek (“Lelek”), an officer and director of the Company, as founder’s shares. The shares were valued at par value of $0.0001, therefore, $0.15. See Note 6.

On August 28, 2015, as a condition of the employment agreement with Lelek, the Company issued 7,500,000 shares of common stock. The shares were valued at $0.025 per share, the current price of shares being sold to third parties, or $187,500. See Note 6.

On September 30, 2015, the Company executed an unsecured promissory note with CGEI, which is a related party, for $24,980. Lelek is a principal of CGEI. The note was funded to the Company’s attorney’s escrow account on March 25, 2016 and the funds were used accordingly. The note bears interest at the rate of 10% per annum which accrues. The interest has been calculated from the funding date. As of March 31, 2017, the accrued interest was $5,044. The note is due on demand.  See Note 4.

On December 1, 2015, the Company issued 1,411,500 shares of common stock to Wayne Miletta, a director of the Company, as compensation. The shares were valued at $0.025 per share, the current price of shares being sold to third parties, or $35,288. See Note 6.

On April 21, 2016, the Company issued 7,500,000 shares of common stock to Bill MacGillivary (“MacGillivary”), the CEO of the Company. The shares were valued at $0.025 per share and stock compensation of $187,500 was recorded. See Note 6.

On March 22, 2017, the Company issued 7,500,000 shares of common stock to MacGillivary, the CEO of the Company, for a two-year extension of his employment agreement. The shares were valued at $0.025 per share and stock compensation of $187,500 was recorded. See Note 6.

On March 24, 2017, the Company with the approval of the board of directors converted $78,000 of accrued wages to Lelek into 5,000,000 shares of common stock. The shares were valued at $0.0156. See Note 6.

As of March 31, 2017, the Company recorded accounts payable and accrued expenses of $10,000 for contractual compensation to Lelek.

Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

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

Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

 Cleangoal Energy, Corp.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

On January 18, 2017, the Company issued 240,000 shares of common stock to Gordon Moore for $6,000. The shares were valued at $0.025 per share.

On March 31, 2017, the Company issued 400,000 shares of common stock to Rob Macdonald for $10,000. The shares were valued at $0.025 per share.

On March 13, 2017, the Company issued 1,750,000 shares of common stock to Eric Horton as per the terms of the consulting agreement. The shares were valued at $0.025 per share.

On March 13, 2017, the Company issued 1,750,000 shares of common stock to Ric May as per the terms of the consulting agreement. The shares were valued at $0.025 per share.

On March 14, 2017, the Company issued 2,000,000 shares of common stock to Patricia Whitney as per the terms of the consulting agreement. The shares were valued at $0.025 per share.

On March 22, 2017, the Company issued 7,500,000 shares of common stock to MacGillivary, the CEO of the Company, for a two-year extension of his employment agreement. The shares were valued at $0.025 per share and stock compensation of $187,500 was recorded. See Note 5.

On March 24, 2017, the Company with the approval of the board of directors converted $78,000 of accrued wages to Lelek into 5,000,000 shares of common stock. The shares were valued at $0.0156. See Note 5.

NOTE 7 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of March 31, 2017. There have been no losses in these accounts through March 31, 2017.

NOTE 8 – SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued and did not have any material recognizable subsequent events after March 31, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	March 31, 2017 $	December 31, 2016 $
Cash	8,960	2,344
Current Assets	8,960	2,344
Current Liabilities	177,752	217,578
Working Capital (Deficit)	(168,793)	(215,234)

Cash Flows

	For the Three Months Ended March 31, 2017 $	For the Three Months Ended March 31, 2016 $
Cash Flows used in Operating Activities	(9,384)	(54,153)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from Financing Activities	16,000	51,500
Net Increase (decrease) in Cash During Period	6,616	(2,633)

Results of Operations

Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

The Company’s revenues were $0 for the three months ended March 31, 2017 compared to $0 for the same period in 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $370,586 and $73,654, respectively (which includes stock-based compensation of $325,000 and $0, respectively). General and administrative expenses consisted primarily of consulting fees, management fees, office expenses and preparing reports and SEC filings relating to being a public company.

Net Loss

Net loss for the three months ended March 31, 2017 was $372,558 compared to a net loss of $75,523 for the three months ended March 31, 2016. The increase in net loss is primarily due to an increase in stock-based compensation expense of $325,000 for 2017 compared to $0 for the 2016.

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

As of March 31, 2017, total current assets were $8,960.

As of March 31, 2017, total current liabilities were $177,752, which consisted primarily of accounts payable, and advances from officers. We had negative net working capital of $168,792 as of March 31, 2017.

For the three months ended March 31, 2017, operating activities used cash of $9,384. The cash used by operating activities is related to general and administrative expenses.

Intangible Assets

The Company’s intangible assets were $0 as of March 31, 2017.

Material Commitments

The Company’s material commitments were $0 as of March 31, 2017.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2017 and 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
•	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

There are no changes in our internal controls over financial reporting other than as described elsewhere herein.

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

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on April 17, 2017, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit. No.	Description of Exhibit	Filing

3.1	Certificate of Incorporation Delaware	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
3.1(a)	Articles of Continuance Wyoming	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
3.2	By-laws	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.1	Employment Agreement by and between the Company and Kenneth Lelek	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.2	Consulting Agreement by and between Erica Segovich and the Company, dated April 11, 2016.	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.3	Consulting Agreement by and between Eric Horton and the Company, dated June 1, 2016	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.4	Joint Venture Agreement by and between the Company and Algae Can, Ltd., dated October 2, 2015	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.5	Promissory Note by and between the Company and Eric Horton, dated September 30, 2015	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.7	Promissory Note by and between the Company and Clean Goal Environmental, ltd., dated September 30, 2015	Filed with the SEC on September 9, 2016, as part of our Registration Statement on Form S-1.
10.8	Consulting Agreement by and between Ric May and the Company, dated June 1, 2016	Filed with the SEC on November 1, 2016, as part of our Registration Statement on Form S-1/A1.
10.9	Consulting Agreement by and between Ric May and the Company, dated January 1, 2017	Filed with the SEC on April 17, 2017 as part of our Annual Report on Form 10K.
10.10	Consulting Agreement by and between Eric Horton and the Company, dated January 1, 2017	Filed with the SEC on April 17, 2017 as part of our Annual Report on Form 10K.
10.11	Employment Agreement by and between the Company and William MacGillivary, dated January 1, 2017.	Filed with the SEC on April 17, 2017 as part of our Annual Report on Form 10K.
10.12	Consulting Agreement by and between Patricia Whitney and the Company, dated March 11, 2017.	Filed with the SEC on April 17, 2017 as part of our Annual Report on Form 10K.
23.1	Consent of Pritchett, Siler & Hardy, P.C.	Filed with the SEC on January 4, 2017, as part of our Registration Statement on Form S-1/A3.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.

Exhibit. No.	Description of Exhibit	Filing

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May XX, 2017	CleanGoal Energy, Corp.

/s/ William MacGillivary
By: William MacGillivary
Its: President

/s/ Kenneth Lelek
By: Kenneth Lelek
Its: Chief Financial Officer, Principal Accounting Officer, & Treasurer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

May XX, 2017	/s/ William MacGillivary
By: William MacGillivary
Its: Director

May XX, 2017	/s/ Kenneth Lelek
By: Kenneth Lelek
Its: Director

May XX, 2017	/s/ Wayne Miletta
By: Wayne Miletta
Its: Director